Form 10-Q
period 2008-09-30
R&R ACQUISITION VII, INC
filed 2008-11-05
CIK 1368513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

                        Commission file number: 000-52121

                            R&R ACQUISITION VII, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                    56-2590443
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                          Identification No.)

                                47 School Avenue
                                Chatham, NJ 07928
                    (Address of principal executive offices)

                                  973-635-4047
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes[X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer [ ]                      Accelerated filer [ ]
Non-accelerated filer [ ]                        Smaller reporting company [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                   Yes[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer's common stock, par value $.0001 per share, outstanding as of November 3, 2008.

                            R&R ACQUISITION VII, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Quarterly Report on Form 10-Q
                     For the Period Ended September 30, 2008

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION
                                                                                                               PAGE
                                                                                                               ----
ITEM 1. Unaudited Financial Statements

       Condensed Balance Sheets at September 30, 2008 (Unaudited)
       and June 30, 2008                                                                                          2

       Condensed Statements of Operations for the Three Months Ended September
       30, 2008 and September 30, 2007 and for the period from
       June 2, 2006 (Date of Inception) to September 30, 2008 (Unaudited)                                         3

       Condensed Statement of Changes in Stockholders' Equity (Deficit) for
       the period from June 2, 2006 (Date of Inception) to September 30,
       2008 (Unaudited)                                                                                           4

       Condensed Statements of Cash Flows for the Three Months Ended September
       30, 2008 and September 30, 2007 and for the period from
       June 2, 2006 (Date of Inception) to September 30, 2008 (Unaudited)                                         5

       Notes to Condensed Financial Statements                                                                    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION                                                                                  8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                9

ITEM 4T. CONTROLS AND PROCEDURES                                                                                  9

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                                                                10

SIGNATURES                                                                                                       11

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to R&R Acquisition VII, Inc.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS:

                            R&R ACQUISITION VII, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEETS


                                                                       SEPTEMBER 30, 2008      JUNE 30,
                                                                          (UNAUDITED)            2008
                                                                          -----------            ----
                                               ASSETS
                                               ------

Current Assets
              Cash and cash equivalents ................................   $ 10,963          $    848
                                                                           --------          --------
                     (TOTAL ASSETS) ....................................   $ 10,963          $    848
                                                                           ========          ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ----------------------------------------------

Current Liabilities

              Accrued expenses .........................................   $  9,674            14,023
                                                                           --------          --------

                 TOTAL CURRENT LIABILITIES
                                                                              9,674            14,023
                                                                           --------          --------

STOCKHOLDERS' EQUITY (DEFICIT)
              Preferred stock, $.0001 par value; 10,000,000
              shares authorized, none issued and outstanding ...........         --                --
              Common stock, $.0001 par value; 75,000,000
              shares authorized, 2,500,000 issued and outstanding ......        250               250
              Additional paid-in capital ...............................     78,500            59,500
              Deficit accumulated during the development stage .........    (77,461)          (72,925)
                                                                           --------          --------

                 TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..................      1,289           (13,175)
                                                                           --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...................   $ 10,963          $    848
                                                                           ========          ========



The accompanying notes are an integral part of these unaudited financial statements.

                            R&R ACQUISITION VII, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              For the period from
                                                 Three Months Ended             June 2, 2006
                                                    September 30,             (Date of Inception)
                                                2008           2007        to September 30, 2008
                                                ----           ----        ---------------------
Expenses
     Professional fees ....................   $     4,000    $     4,475    $    66,975
     Formation and other costs ............           542          1,223         10,890
                                              -----------    -----------    -----------
     Total operating expenses .............         4,542          5,698         77,865


     Interest Income ......................             6             53            404
                                              -----------    -----------    -----------
        Net Loss ..........................   $    (4,536)   $    (5,645)   $   (77,461)
                                              ===========    ===========    ===========

Weighted average number of common shares
outstanding - basic and diluted ...........     2,500,000      2,500,000
                                              ===========    ===========
     Net loss per share - basic and diluted   $     (0.00)   $     (0.00)
                                              ===========    ===========


The accompanying notes are an integral part of these unaudited financial statements.

                            R&R ACQUISITION VII, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD
           FROM JUNE 2, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
                                   (UNAUDITED)


                                        Preferred Stock- Par                                               Deficit
                                                value             Common Stock- Par value                Accumulated
                                           of $.0001 per  share       of $.0001 per  share   Additional  During the        Total
                                        ------------------------ ---------------------------  Paid-in    Development   Stockholders'
                                         Shares     Amount       Shares       Amount         Capital       Stage         Deficit
                                         ------     ------       ------       ------         -------       -----         -------

Common shares issued (inception) .......  --     $     --      2,500,000      $250          $       --   $       --    $     (250)
   (June 2, 2006 $0.0001 per share)

Contributed capital, June 8, 2006 ......  --           --           --        --                40,000           --        40,000

Net loss ...............................  --           --           --        --                    --      (18,483)      (18,483)
                                        ------   ----------    ---------      ----          ----------   ----------    ----------

Balance at June 30, 2006 (Audited) .....  --           --      2,500,000       250              40,000      (18,483)       21,767

Contributed capital ....................  --           --           --        --                12,500           --        12,500

Net loss ...............................  --           --           --        --                    --      (29,353)      (29,353)
                                        ------   ----------    ---------      ----          ----------   ----------    ----------

Balance at June 30, 2007 (Audited) .....  --           --      2,500,000       250              52,500      (47,836)        4,914

Contributed capital ....................  --           --           --        --                 7,000           --         7,000

Net loss ...............................  --           --           --        --                    --      (25,089)      (25,089)
                                        ------   ----------    ---------      ----          ----------   ----------    ----------
Balance at June 30, 2008 (Audited)        --           --      2,500,000       250              59,500      (72,925)      (13,175)

Contributed capital ....................  --           --           --        --                19,000           --        19,000

Net loss ...............................  --           --           --        --                    --       (4,536)       (4,536)
                                        ------   ----------    ---------      ----          ----------   ----------    ----------
Balance at September 30, 2008
(Unaudited) ............................  --           --      2,500,000      $250          $   78,500   $  (77,461)   $    1,289
                                        ======   ==========    =========      ====          ==========   ==========    ==========


The accompanying notes are an integral part of these unaudited financial statements.

                            R&R ACQUISITION VII, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                               For the period
                                                                                                    from
                                                                                                June 2, 2006
                                                                         Three Months Ended        (Date of
                                                                           September 30,          Inception)
                                                                                               to September 30,
                                                                      2008            2007           2008
                                                                      ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................... $ (4,536)       $ (5,645)       $(77,461)
Changes in operating assets and liabilities
                   Increase (decrease) in accrued expenses ........   (4,349)         (1,488)          9,674
                                                                    --------        --------        --------

NET CASH USED IN OPERATING ACTIVITIES .............................   (8,885)         (7,133)        (67,787)

CASH FLOWS FROM FINANCING ACTIVITIES
                   Proceeds received from subscribers of
                   common stock ...................................       --              --             250
                   Contributed capital ............................   19,000              --          78,500
                                                                    --------        --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES .........................   19,000              --          78,750
                                                                    --------        --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............   10,115          (7,133)         10,963

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................      848          14,976              --
                                                                    --------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................ $ 10,963        $  7,843        $ 10,963
                                                                    --------        --------        --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS  INFORMATION

                   Interest paid .................................. $     --        $     --        $     --
                                                                    ========        ========        ========
                   Income taxes ................................... $     --        $     --        $     --
                                                                    ========        ========        ========



The accompanying notes are an integral part of these unaudited financial statements.

                            R&R ACQUISITION VII, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R ACQUISITION VII, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250. As of September 30, 2008, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a Company as "a development stage company" that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued `penny stock,' as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934, as amended. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2008. The results of operations for the three months ended September 30, 2008 and 2007, and for the period June 2, 2006 (Date of Inception) to September 30, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2008.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2008. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                            R&R ACQUISITION VII, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)

NOTE 4 - INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No.
109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized. The deferred tax asset on the net operating loss carry forward has been offset by a full valuation allowance.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any new accounting pronouncements not yet effective, will have a material impact on the Company's financial statements once adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and "our company" refers to R&R Acquisition VII, Inc.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-KSB for the fiscal year ended June 30, 2008, and our other filings with the U.S. Securities and Exchange Commission (the "SEC"). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PLAN OF OPERATION

Since our inception on June 2, 2006 our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended September 30, 2008 and 2007 were $4,542 and $5,698, respectively. These expenses primarily constituted professional and filing fees.

CONTINUING OPERATING EXPENSES FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

We currently do not have any business operations and have no revenue since inception. Total expenses for the period from June 2, 2006 (our inception date) to September 30, 2008 were $77,865. These expenses primarily constituted professional fees.

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At September 30, 2008, we had cash of $10,963 and working capital position of $1,289.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material commitments. Although from time to time, we may be engaged in discussions with operating companies regarding a merger or other combination, no assurances can be made that we will engage in any business merger or other business combination with an operating company within the next twelve months.

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2008.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act) Rules 13a-15(e) and 15-d-

15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6. EXHIBITS.

EXHIBIT           DESCRIPTION
-------           -----------

  31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes Oxley Act of 2002.

  32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES


            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  R&R ACQUISITION VII, INC.

Dated: November 4, 2008           /s/ Arnold P. Kling
                                  --------------------------------------------
                                  Arnold P. Kling, President
                                  (Principal Executive Officer)

Dated: November 4, 2008           /s/ Kirk M. Warshaw
                                  --------------------------------------------
                                  Kirk M. Warshaw, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)