Form 10-Q
period 2010-09-30
R&R ACQUISITION VII, INC
filed 2010-10-22
CIK 1368513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2010

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
Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of October 21, 2010.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2010

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Balance Sheets at September 30, 2010 (Unaudited) and June 30, 2010	2

Statements of Operations for the Three Months Ended
September 30, 2010 and September 30, 2009 and for the period from
June 2, 2006 (Date of Inception) to September 30, 2010 (Unaudited)	3

Statement of Changes in Stockholders’ Equity (Deficit) for the period
from June 2, 2006 (Date of Inception) to September 30, 2010 (Unaudited)	4

Statements of Cash Flows for the Three Months
Ended September 30, 2010 and September 30, 2009 and for the period from
June 2, 2006 (Date of Inception) to September 30, 2010	5

Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4. CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	10

SIGNATURES	11

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION VII, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2010	June 30,
	(unaudited)	2010
ASSETS

Current Assets
Cash and cash equivalents	$4,065	$12,443
TOTAL ASSETS	$4,065	$12,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$11,874	$15,624
TOTAL CURRENT LIABILITIES	11,874	15,624

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250	250
Additional paid-in capital	113,000	113,000
Deficit accumulated during the development stage	(121,059)	(116,431)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(7,809)	(3,181)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,065	$12,443

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the period from
	Three Months Ended		June 2, 2006
	September 30,		(Date of Inception)
	2010	2009	to September 30, 2010
Expenses
Professional fees	$3,850	$3,850	$104,025
Other operating expenses	780	789	17,451
Total operating expenses	4,630	4,639	121,476
Other Income
Interest Income	2	1	417
Net Loss	$(4,628)	$(4,638)	$(121,059)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000
Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to September 30, 2010
(unaudited)

	Preferred Stock- Par value of $.0001 per share		Common Stock- Par value of $.0001 per share		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued (inception)	-	$-	2,500,000	$250	$-	$-	$(250)
(June 2, 2006 $0.0001 per share)
Contributed capital, June 8, 2006	-	-	-	-	40,000	-	40,000
Net loss	-	-	-		-	(18,483)	(18,483)
Balance at June 30, 2006 (Audited)	-	-	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	-	-	-	-	12,500	-	12,500
Net loss	-	-	-	-	-	(29,353)	(29,353)
Balance at June 30, 2007 (Audited)	-	-	2,500,000	250	52,500	(47,836)	4,914
Contributed capital	-	-	-	-	7,000	-	7,000
Net loss	-	-	-	-	-	(25,089)	(25,089)
Balance at June 30, 2008 (Audited)	-	-	2,500,000	250	59,500	(72,925)	(13,175)
Contributed capital	-	-	-	-	28,500	-	28,500
Net loss	-	-	-	-	-	(23,166)	(23,166)
Balance at June 30, 2009 (Audited)	-	-	2,500,000	250	88,000	(96,091)	(7,841)
Contributed capital	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	(20,340)	(20,340)
Balance at June 30, 2010 (Audited)	-	-	2,500,000	250	113,000	(116,431)	(3,181)
Contributed capital	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(4,628)	(4,628)
Balance at September 30, 2010 (Unaudited)	-	-	2,500,000	$250	$113,000	$(121,059)	$(7,809)

The accompanying notes are an integral part of these unaudited financial statements.

R&R Acquisition VII, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the period from
			June 2, 2006
	Three Months Ended September 30,		(Date of Inception) to September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,628)	$(4,638)	$(121,059)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(3,750)	(750)	11,874
NET CASH USED IN OPERATING ACTIVITIES	(8,378)	(5,388)	(109,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	-	-	250
Contributed capital	-	6,000	113,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,000	113,250

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,378)	612	4,065

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,443	6,983	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,065	$7,595	$4,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION VII, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business.  On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250.  As of September 30, 2010, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2010.  The results of operations for the three months ended September 30, 2010 and 2009, and for the period June 2, 2006 (Date of Inception) to September 30, 2010, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

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

Fair Value of Financial Instruments - We are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2010. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE 4 – Income Taxes

Income taxes are accounted for in accordance with the FASB on, Accounting for Income Taxes.  The FASB requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, the FASB requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized. The deferred tax asset on the net operating loss carry forward has been offset by a full valuation allowance.

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

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended June 30, 2010, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Continuing Operating Expenses For The Three Months Ended September 30, 2010 Compared To The Three Months Ended September 30, 2009

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended September 30, 2010 and 2009 were $4,630 and $4,639, respectively. These expenses primarily constituted professional and filing fees.  The decrease from 2009 to 2010 is due to lower filing fees.

Continuing Operating Expenses For The Period From June 2, 2006 (Date of Inception) to September 30, 2010

We currently do not have any business operations and have no revenue since inception.  Total expenses for the period from June 2, 2006 (our inception date) to September 30, 2010 were $121,476.  These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms.  At September 30, 2010, we had cash of $4,065 and negative working capital of $7,809.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

R&R ACQUISITION VII, INC.

Dated: October 22, 2010	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 22, 2010	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)