Form 10-K
period 2011-06-30
R&R ACQUISITION VII, INC
filed 2011-09-27
CIK 1368513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
Yes ☒ No ☐

As of September 27, 2011, 2,500,000 shares of the registrant's common stock, $.001 par value per share, were outstanding and there was no trading market for the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION
Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our  plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” which discloses all material factors known to us that we believe could cause actual results to differ materially from those expressed or implied by forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to R&R Acquisition VII, Inc.

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

(b) Holders. As of September 27, 2011, there were three record holders of 2,500,000 shares of the Company’s common stock.

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

EQUIPMENT AND EMPLOYEES

As of June 30, 2011, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended June 30, 2011 Compared to the Fiscal Year Ended June 30, 2010

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended June 30, 2011 and 2010, respectively.

Total expenses from Continuing Operations for the fiscal years ended June 30, 2011 and 2010 were $23,011 and $20,344, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.  The increase in expenses in 2011 is due to a general increase in professional and administrative fees.

Liquidity and Capital Resources

At June 30, 2011, we did not have any revenues from operations.  Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At June 30, 2011, we had cash of $7,509 and negative working capital of $2,186.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2011, our internal control over financial reporting is effective based on these criteria.

       (c)   Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 1, 2011:

Name	Age	Title

Arnold P. Kling	53	President and director
Kirk M. Warshaw	53	Chief financial officer and secretary

Arnold P. Kling.  Mr. Kling has served as our president and a director since August 2007.  Mr. Kling is currently a managing director of GH Venture Partners, LLC, a private equity boutique for which he also served as a managing director and general counsel from 1995 to 1999.  From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds.  From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company.  From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm.  Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983.  During the past five years, Mr. Kling was a director of Enthrust Financial Services, Inc., n/k/a Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM).  Mr. Kling currently also serves as a director and president of R&R Acquisition, VI, Inc., R&R Acquisition, VIII, Inc., Rodman International Enterprises I, Ltd. and Rodman International Enterprise II, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), 24Holdings, Inc. (OTCBB:TWFH), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCBB: PRTX).  Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw.  Mr. Warshaw has served as our chief financial officer and secretary, since August 2007.  Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters.  Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey.  From 1980 through 1983, Mr. Warshaw was a senior accountant at the public accounting firm of Deloitte, Haskins & Sells.  Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982.  During the past five years, Mr. Warshaw was a director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI).  Mr. Warshaw is currently also the chief financial officer of R&R Acquisition, VI, Inc., R&R Acquisition, VIII, Inc., Rodman International Enterprises I, Ltd. and Rodman International Enterprise II, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN), and a director and the chief financial officer of 24Holdings Inc. (OTCBB: TWFH) and Protalex, Inc. (OTCBB: PRTX).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended June 30, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director.  Neither receives any regular compensation for their services rendered on our behalf.  Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended June 30, 2011 and 2010.  No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of September 1, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
R&R Investments VII, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	2,000,000	80.0%

Arnold P. Kling (2) 410 Park Avenue – Suite 1710 New York, NY 10022	400,000	16.0%

Kirk M. Warshaw (3) 133 Summit Ave. Suite 22 Summit, NJ 07901	100,000	4.0%

All Directors and Officers (2 persons) as a group	500,000	20.0%

(1)
Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 1, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Arnold P. Kling, our president and sole director..

(3)	Mr. Warshaw is our chief financial officer and secretary.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board consists solely of Arnold Kling.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal year ended June 30, 2011, the parent company of R&R Investments VII, LLC contributed capital to us in the amount of $24,000.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the years ended June 30, 2011 and 2010, we were billed $12,000 and $12,000, respectively, by Sherb & Co. LLP, our independent accountants (“Sherb”), for professional services rendered for the audit of our annual financial statements and review of our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

For the years ended June 30, 2011 and 2010, we were billed $1,000 and $1,000, respectively, by Sherb for tax related services.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

1. Financial Statements.  The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at June 30, 2011 and 2010
•	Statements of Operations for the years ended June 30, 2011 and 2010 and for the period from June 2, 2006 (Date of Inception) to June 30, 2011

•	Statements of Changes in Stockholders’ Equity (Deficit) for the period from June 2, 2006 (Date of Inception) to June 30, 2011
•	Statements of Cash Flows for the years ended June 30, 2011 and 2010 and for the period from June 2, 2006 (Date of Inception) to June 30, 2011
•	Notes to Financial Statements

2.	Financial Statement Schedules.

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

Date: September 27, 2011

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date September 27, 2011

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: September 27, 2011

/s/Kirk M. Warshaw .
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

R&R ACQUISITION VII, INC.
 (A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
R&R Acquisition VII, Inc.
(A Development Stage Company)
Summit, New Jersey

We have audited the accompanying balance sheets of R&R Acquisition VII, Inc. (a Development Stage Company) (the “Company”) as of June 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010, and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R Acquisition VII, Inc. (a Development Stage Company) as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010, and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/SHERB & CO, LLP

Certified Public Accountants

New York, NY
September 23, 2011

R&R ACQUISITION VII, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$7,509	$12,443

TOTAL ASSETS	$7,509	$12,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$9,695	$15,624

TOTAL CURRENT LIABILITIES	9,695	15,624

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	137,000	113,000
Deficit accumulated during the development period	(139,436)	(116,431)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,186)	(3,181)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,509	$12,443

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from June 2, 2006
	Year Ended		(Date of Inception)
	June 30,		to
	2011	2010	June 30, 2011
Expenses
Professional fees	$19,400	$17,200	$119,575
Printing and filing fees	3,611	3,144	20,282
Total operating expenses	23,011	20,344	139,857
Other Income
Interest Income	(6)	(4)	(421)
Net loss	$(23,005)	$(20,340)	$(139,436)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

Net loss per share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to June 30, 2011

						Deficit
						Accumulated
	Preferred Stock- Par value		Common Stock- Par value		Additional	During the	Total
	of $.0001 per share		of $.0001 per share		Paid-in	Development	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Capital	Stage

Common shares issued (inception) (June 2, 2006 $0.0001 per share)	-	$-	2,500,000	$250	$-	$-	$250
Contributed capital, June 8, 2006	-	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	-	(18,483)	(18,483)
Balance at June 30, 2006	-	-	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	-	-	-	-	12,500	-	12,500
Net loss	-	-	-	-	-	(29,353)	(29,353)
Balance at June 30, 2007	-	-	2,500,000	250	52,500	(47,836)	4,914
Contributed capital	-	-	-	-	7,000	-	7,000
Net loss	-	-	-	-	-	(25,089)	(25,089)
Balance at June 30, 2008	-	-	2,500,000	250	59,500	(72,925)	(13,175)
Contributed capital	-	-	-	-	28,500	-	28,500
Net loss	-	-	-	-	-	(23,166)	(23,166)
Balance at June 30, 2009	-	-	2,500,000	250	90,000	(96,091)	(7,841)
Contributed capital	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	(20,340)	(20,340)
Balance at June 30, 2010	-	-	2,500,000	250	113,000	(116,431)	(3,181)
Contributed capital	-	-	-	-	24,000	-	24,000
Net loss	-	-	-	-	-	(23,005)	(23,005)
Balance at June 30, 2011	-	$-	2,500,000	$250	$137,000	$(139,436)	$(2,186)
The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the cumulative period from
			June 2, 2006
	For the Years Ended June 30,		(Date of Inception)
	2011	2010	to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,005)	$(20,340)	$(139,436)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(5,929)	800	9,695
NET CASH USED IN OPERATING ACTIVITIES	(28,934)	(19,540)	(129,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	-	-	250
Contributed capital	24,000	25,000	137,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,000	25,000	137,250

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,934)	5,460	7,509

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,443	6,983	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,509	$12,443	$7,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2011 and 2010

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION VII, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business.  On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250.  As of June 30, 2011, the Company had not yet commenced any operations.

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
Years ended June 30, 2011 and 2010

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

(e) Financial Instruments

The Company adopted FASB guidance for Fair Value Measurements and Disclosure of assets and liabilities measured at fair value on a recurring basis.  This FASB guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of this FASB guidance did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and risk profile at respective year ends.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2011 and 2010

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

On that date, a stockholder also contributed an additional $40,000 to the Company. During the fiscal years ended June 30, 2011 and 2010, the same stockholder contributed an additional $24,000 and $25,000, respectively.

NOTE 4 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

R&R ACQUISITION VII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2011 and 2010

NOTE 5 – Income Taxes

	June 30,
	2011	2010
Deferred tax assets and liabilities consist of the following:
Deferred tax assets:
Net operating loss carry forwards	$56,000	$47,000
Less valuation allowance	$(56,000)	$(47,000)
	$—	$—

The provision for income taxes differs from the amount computed by applying the US statutory tax rate as follows:

	June 30,
	2011	2010
Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	—%	—%

At June 30, 2011, the Company had approximately $140,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2026 through 2031. The deferred tax asset and related valuation increased by $10,500 during 2011.

NOTE 6 - Commitments and Contingencies

Office Space

On January 29, 2009, effective as of January 1, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500.

NOTE 7 – Subsequent Event

During July 2011, the same shareholder who contributed capital during the year ended June 30, 2011, contributed additional capital of $2,580.  We have evaluated subsequent events for disclosure purposes and do not have anything else to report.