Form 10-Q
period 2012-03-31
R&R ACQUISITION VII, INC
filed 2012-05-08
CIK 1368513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2012

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

Yes☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 8, 2012.

R&R ACQUISITION VII, INC.

(A Development Stage Company)

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2012

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
ITEM 1. Unaudited Financial Statements

Balance Sheets at March 31, 2012 (Unaudited)
and June 30, 2011	2

Statements of Operations for the Three and Nine Months Ended
March 31, 2012 and March 31, 2011 and for the period from
June 2, 2006 (Date of Inception) to March 31, 2012 (Unaudited)	3

Statement of Changes in Stockholders’ Equity (Deficit) for the period
from June 2, 2006 (Date of Inception) to March 31, 2012 (Unaudited)	4

Statements of Cash Flows for the Nine Months
Ended March 31, 2012 and March 31, 2011 and for the period from
June 2, 2006 (Date of Inception) to March 31, 2012	5

Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4. CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	10

SIGNATURES	11

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION VII, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,
	2012	June 30,
	(unaudited)	2011
ASSETS

Current Assets
Cash and cash equivalents	$17,017	$7,509
TOTAL ASSETS	$17,017	$7,509

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$6,032	$9,695
TOTAL CURRENT LIABILITIES	6,032	9,695

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250	250
Additional paid-in capital	167,580	137,000
Deficit accumulated during the development stage	(156,845)	(139,436)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	10,985	(2,186)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$17,017	$7,509

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VII, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)

					For the period from
					June 2, 2006
	Three Months Ended		Nine Months Ended		(Date of Inception)
	March 31,		March 31,		To
	2012	2011	2012	2011	March 31, 2012
Expenses
Professional fees	$3,850	$3,850	$11,550	$11,550	$131,125
Other operating expenses	1,295	794	5,862	2,369	26,144
Total operating expenses	5,145	4,644	17,412	13,919	157,269
Interest Income	1	2	3	4	424
Net loss	$(5,144)	$(4,642)	$(17,409)	$(13,915)	$(156,845)

Weighted average number of common shares
outstanding – basic and diluted	2,500,000	2,500,000	2,500,000	2,500,000
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VII, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from June 2, 2006 (Date of Inception) to March 31, 2012

						Deficit Accumulated	Total
	Preferred Stock- Par value		Common Stock- Par value		Additional	During the	Stockholders'
	of $.0001 per share		of $.0001 per share		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued (inception)	-	$-	2,500,000	$250	$-	$-	$250
(June 2, 2006 $0.0001 per share)
Contributed capital, June 8, 2006	-	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	-	(18,483)	(18,483)
Balance at June 30, 2006	-	-	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	-	-	-	-	12,500	-	12,500
Net loss	-	-	-	-	-	(29,353)	(29,353)
Balance at June 30, 2007	-	-	2,500,000	250	52,500	(47,836)	4,914
Contributed capital	-	-	-	-	7,000	-	7,000
Net loss	-	-	-	-	-	(25,089)	(25,089)
Balance at June 30, 2008	-	-	2,500,000	250	59,500	(72,925)	(13,175)
Contributed capital	-	-	-	-	28,500	-	28,500
Net loss	-	-	-	-	-	(23,166)	(23,166)
Balance at June 30, 2009	-	-	2,500,000	250	88,000	(96,091)	(7,841)
Contributed capital	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	(20,340)	(20,340)
Balance at June 30, 2010	-	-	2,500,000	250	113,000	(116,431)	(3,181)
Contributed capital	-	-	-	-	24,000	-	24,000
Net loss	-	-	-	-	-	(23,005)	(23,005)
Balance at June 30, 2011	-	-	2,500,000	250	137,000	(139,436)	(2,186)
Contributed capital	-	-	-	-	30,580	-	30,580
Net loss	-	-	-	-	-	(17,409)	(17,409)
Balance at March 31, 2012	-	$-	2,500,000	$250	$167,580	$(156,845)	$10,985

 The accompanying notes are an integral part of these unaudited financial statements.

R&R Acquisition VII, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the period from
	Nine Months Ended March 31,		June 2, 2006 (Date of Inception)
	2012	2011	to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,409)	$(13,915)	$(156,845)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(3,663)	(7,329)	6,032
NET CASH USED IN OPERATING ACTIVITIES	(21,072)	(21,244)	(150,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	-	-	250
Contributed capital	30,580	24,000	167,580

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,580	24,000	167,830

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,508	2,756	17,017

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,509	12,443	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,017	$15,199	$17,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VII, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION VII, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250. As of March 31, 2012, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2012. The results of operations for the three and nine months ended March 31, 2012 and 2011, and for the period June 2, 2006 (Date of Inception) to March 31, 2012, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.

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

Fair Value of Financial Instruments - We are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2012. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R ACQUISITION VII, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE 4 - Common Stock

During the nine months ended March 31, 2012 and 2011, the major stockholder contributed an additional $30,580 and $24,000, respectively.

NOTE 5 – Income Taxes

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

NOTE 6 – New Accounting Pronouncements

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements once adopted.

NOTE 7 – Commitments and Contingencies

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement was January 1, 2009.

NOTE 8 – Subsequent Events

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

Continuing Operating Expenses For The Three Months Ended March 31, 2012 Compared To The Three Months Ended March 31, 2011

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended March 31, 2012 and 2011 were $5,145 and $4,644, respectively. These expenses primarily constituted professional and filing fees, and rent expense. The increase from 2011 to 2012 is due to higher filing fees.

Continuing Operating Expenses For The Nine Months Ended March 31, 2012 Compared To The Nine Months Ended March 31, 2011

We currently do not have any business operations and have no revenues since inception. Total expenses for the nine months ended March 31, 2012 and 2011 were $17,412 and $13,919, respectively. These expenses primarily constituted professional and filing fees, and rent expense. The increase from 2011 to 2012 is due to higher filing fees.

Continuing Operating Expenses For The Period From June 2, 2006 (Date of Inception) to March 31, 2012

We currently do not have any business operations and have no revenue since inception. Total expenses for the period from June 2, 2006 (our inception date) to March 31, 2012 were $157,269. These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At March 31, 2012, we had cash of $17,017 and working capital of $10,985.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

____________________________

**Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION VII, INC.

Dated: May 8, 2012	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 8, 2012	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

